Form 10-Q
period 2026-08-31
OceanLight Acquisition Corp
filed 2026-10-02
CIK 2137679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended August 31, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number: 001-43440

OceanLight Acquisition Corporation

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1185 Avenue of the Americas, 3rd Fl.

New York, NY 10036

(Address of principal executive offices)

Tel: (212) 612-1400

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one ordinary share, one warrant and one right	OCLTU	The Nasdaq Stock Market LLC
Ordinary Shares, $0.0001 par value	OCLT	The Nasdaq Stock Market LLC
Rights, each exchangeable for one-fourth (1/4) ordinary share	OCLTR	The Nasdaq Stock Market LLC
Warrants, each exercisable for one ordinary share at an exercise price of $11.50 per share	OCLTW	The Nasdaq Stock Market LLC

As of October 2, 2026, 16,882,250 Ordinary Shares, including Ordinary Shares underlying the units, par value $0.0001 per share, were issued and outstanding.

OceanLight Acquisition Corporation

FORM 10-Q FOR QUARTER ENDED AUGUST 31, 2026

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

OCEANLIGHT ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	August 31, 2026	May 31, 2026
	(Unaudited)	(Audited)
Assets:
Current Assets
Cash	$522,130	$-
Prepaid expenses	87,752	-
Prepaid expenses - related party	235,371	-
Total Current Assets	845,253	-

Investments held in Trust Account	115,216,257	-
Deferred offering costs	-	25,000
Total Assets	$116,061,510	$25,000

Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Equity (Deficit)
Current Liabilities
Accrued offering costs	$75,000	$25,000
Accrued expenses	8,878	4,141
Total Current Liabilities	83,878	29,141

Commitments and Contingencies – see Note 6
Ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 11,500,000 shares subject to possible redemption	115,216,257	-

Shareholders’ Equity (Deficit)
Ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 5,382,250 shares and 4,933,500 (1) shares issued and outstanding as of August 31, 2026 and May 31, 2026, respectively (excluding 11,500,000 shares subject to possible redemption)	538	493
Subscription receivable	-	(25,000)
Additional paid-in capital	611,718	24,507
Retained earnings (Accumulated deficit)	149,119	(4,141)
Total Shareholders’ Equity (Deficit)	761,375	(4,141)
Total Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Equity (Deficit)	$116,061,510	$25,000

(1)	Includes an aggregate of up to 643,500 shares of ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5). As a result of the underwriter full exercise of its over-allotment option to purchase 1,500,000 units on August 24, 2026, no shares were subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

OCEANLIGHT ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

For the Three Months Ended August 31, 2026
General and administrative expenses	$63,007
Loss from operations	(63,007)

Other income:
Interest income – Bank	10
Interest earned on investments held in Trust Account	216,257
Total other income	216,267
Net income	$153,260

Weighted average shares outstanding, ordinary shares subject to possible redemption - basic and diluted	2,396,739
Basic and diluted net income per share, ordinary shares subject to possible redemption	$0.02
Weighted average shares outstanding, non-redeemable ordinary shares - basic and diluted	5,030,226
Basic and diluted net income per share, non-redeemable ordinary shares	$0.02

The accompanying notes are an integral part of these unaudited condensed financial statements.

OCEANLIGHT ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED AUGUST 31, 2026

	Ordinary Shares		Subscription	Additional Paid-in	Retained Earnings (Accumulated	Total Shareholders’ (Deficit)
	Shares	Amount	Receivable	Capital	Deficit)	Equity
Balance – May 31, 2026(1)	4,933,500	$493	$(25,000)	$24,507	$(4,141)	$(4,141)
Subscription receivable payoff	-	-	25,000	-	-	25,000
Issuance of Private Placement Units (including over-allotment)	218,750	22	-	2,187,478	-	2,187,500
Issuance of Representative Shares (including over-allotment)	230,000	23	-	365,398	-	365,421
Issuance of Public Warrants, net of issuance costs	-	-	-	2,262,215	-	2,262,215
Issuance of Public Rights, net of issuance costs	-	-	-	4,637,541	-	4,637,541
Reversal of over-allotment liability	-	-	-	139,839	-	139,839
Accretion of carrying value of ordinary shares subject to possible redemption to redemption value	-	-	-	(8,789,003)	-	(8,789,003)
Remeasurement of carrying value to redemption value (trust interest)	-	-	-	(216,257)	-	(216,257)
Net income	-	-	-	-	153,260	153,260
Balance – August 31, 2026 (Unaudited)	5,382,250	$538	-	$611,718	$149,119	$761,375

(1)	Includes an aggregate of up to 643,500 shares of ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5). As a result of the underwriter full exercise of its over-allotment option to purchase 1,500,000 units on August 24, 2026, no shares were subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

OCEANLIGHT ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For the Three Months Ended August 31, 2026
Cash Flows from Operating Activities:
Net income	$153,260
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(216,257)
Changes in operating assets and liabilities:
Prepaid expenses	(87,752)
Prepaid administrative expenses - related party	(182,977)
Advance - related party	(52,394)
Accrued expenses	4,736
Net cash used in operating activities	(381,384)

Cash Flows from Investing Activities:
Purchase of investments held in Trust Account	(115,000,000)
Net cash used in investing activities	(115,000,000)

Cash Flows from Financing Activities:
Proceeds from initial public offering and over-allotment	115,000,000
Proceeds from private placement units	2,187,500
Proceeds from related-party advances	800,000
Repayment of related-party advances	(809,632)
Payment of underwriting commissions	(575,000)
Payment of offering costs	(699,354)
Net cash provided by financing activities	115,903,514

Net change in cash	522,130
Cash, beginning of period	-
Cash, end of period	$522,130

Supplemental disclosure of noncash investing and financing activities:
Accretion of ordinary shares subject to possible redemption to redemption value	$8,789,003
Non-cash issuance of representative shares to underwriter	$365,421
Settlement of subscription receivable through related-party advance	$25,000
Offering costs paid by Sponsor on behalf of the Company	$34,633
Offering costs included in accrued offering costs	$75,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

OCEANLIGHT ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 — Organization, Business Operations

OceanLight Acquisition Corporation (the “Company”) is a newly organized blank check company incorporated under the laws of the Cayman Islands with limited liability on May 22, 2026. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (“Business Combination”). The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of August 31, 2026, the Company had not commenced any operations. For the period from May 22, 2026 (inception) through August 31, 2026, the Company’s efforts have been limited to organizational activities as well as activities related to completing the initial public offering (“IPO”) described below, and subsequent to the IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of dividend and/or interest income from the proceeds derived from the IPO and sale of Private Placement Units (as defined below). The Company has selected May 31 as its fiscal year end.

The Company’s sponsor is OceanLight Capital Sponsor Ltd (the “Sponsor”), a British Virgin Islands business company. The Company’s ability to commence operations is contingent upon obtaining adequate financial resources through the IPO (see Note 3) and Private Placement (as defined below) to the initial shareholder (see Note 4).

The registration statement for the IPO was declared effective on August 7, 2026. On August 10, 2026, the Company consummated its IPO of 10,000,000 units (the “Public Units”). The Public Units were sold at an offering price of $10.00 per unit, generating gross proceeds of $100,000,000. Simultaneously with the IPO, the Company sold to its Sponsor 211,250 units at $10.00 per unit (the “Private Placement Units”) in a private placement generating total gross proceeds of $2,112,500, which is described in Note 4.

The Company granted the underwriters a 45-day option to purchase up to an additional 1,500,000 Units (the “Option Units”) at $10.00 per unit to cover over-allotments, if any. On August 21, 2026, the underwriters exercised in full their over-allotment option to purchase 1,500,000 Option Units at $10.00 per unit, generating additional gross proceeds of $15,000,000. The over-allotment was closed on August 24, 2026. Simultaneously with the closing of the over-allotment option, the Company sold to its Sponsor an additional 7,500 Private Placement Units at $10.00 per unit, generating additional gross proceeds of $75,000. Following the closing of the over-allotment option, the Company sold an aggregate of 11,500,000 Public Units and 218,750 Private Placement Units, generating aggregate gross proceeds of $115,000,000 and $2,187,500, respectively.

Upon the underwriters’ full exercise of the over-allotment option on August 24, 2026, transaction costs amounted to $1,889,247, consisting of $575,000 of cash underwriting commissions, $630,261 of underwriter expenses, $683,986 of legal and other offering costs. As of the closing of over-allotment, cash of $522,130 was held outside of the Trust Account and was available for working capital purposes.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and the sale of the private placement units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There can be no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete a Business Combination having an aggregate fair market value of at least 80% of the value held in the Trust Account, excluding taxes payable on interest earned on the Trust Account, at the time of the agreement to enter into an initial Business Combination. The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”).

Following the closing of the IPO on August 10, 2026, and the full exercise of the over-allotment option on August 24, 2026, an aggregate amount of $115,000,000 ($10.00 per Public Unit) from the net proceeds of the sale of the Public Units, Option Units, and the Private Placement Units was placed in a U.S.-based trust account (the “Trust Account”), maintained by Continental Stock Transfer & Trust Company as trustee, and invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. The funds held in the Trust Account will be released only upon the earlier of: (i) the consummation of a Business Combination or (ii) the Company’s failure to complete a Business Combination within the applicable period of time.

The Company will provide its holders of the outstanding Public Shares (the “Public shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its income tax obligations). The Public Shares subject to redemption were recorded at a redemption value and classified as temporary equity in accordance with the Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

If the Company seeks shareholder approval, a majority of the shares voted are voted in favor of the Business Combination, so long as the minimum number of shareholders required for a quorum attend the meeting, whether in person or by proxy. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its amended and restated memorandum and articles of association, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the Company’s Sponsor and the Company’s officers and directors that may hold Founder Shares (as defined in Note 5) (the “Initial Shareholders”) and the underwriters have agreed (a) to vote their Founder Shares, Private Placement Shares (as defined in Note 4), and any Public Shares purchased during or after the IPO (other than Public Shares purchased outside of a redemption offer which may not be voted in favor of approving the business combination transaction in accordance with the requirements of Rule 14e-5 under the Exchange Act and any SEC interpretations or guidance relating thereto) in favor of approving a Business Combination and (b) not to convert any shares (including the Founder Shares) in connection with a shareholder vote to approve, or sell the shares to the Company in any tender offer in connection with, a proposed Business Combination.

Notwithstanding the foregoing, if the Company seeks shareholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the amended and restated memorandum and articles of association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Public Shares, without the prior consent of the Company.

The Initial Shareholders have agreed (a) to waive their redemption rights with respect to the Founder Shares, Private Placement Shares, and Public Shares held by them in connection with the completion of a Business Combination and (b) not to propose, or vote in favor of, an amendment to the amended and restated memorandum and articles of association that would affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination, unless the Company provides the public shareholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

The Company has 12 months from the consummation of the IPO, or August 10, 2027, to consummate its initial business combination (“Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest (which interest shall be net of taxes payable, and less up to $50,000 of interest to pay liquidation and dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

The Sponsor and the other Initial Shareholders have agreed to waive their rights to liquidating distributions from the Trust Account with respect to the Founder Shares, and Private Placement Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor or the other Initial Shareholders acquires Public Shares in or after the IPO, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period.

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below $10.00 per public share, except as to any claims by a third party who executed a valid and enforceable agreement with the Company waiving any right, title, interest or claim of any kind they may have in or to any monies held in the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims.

Going Concern Consideration

As of August 31, 2026, the Company had $522,130 in cash and a working capital of $761,375. The Company has incurred and expects to continue to incur significant costs in pursuit of the consummation of an initial Business Combination. In addition, the Company currently has until August 10, 2027 (unless the Company extends such period by amending its Amended and Restated Memorandum and Articles of Association) to consummate the initial Business Combination. If the Company does not complete a Business Combination within the prescribed timeline, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the Amended and Restated Memorandum and Articles of Association. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards “Codification Subtopic 205-40, Presentation of Financial Statements - Going Concern”, the Company has determined that it has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. There is no assurance that the Company’s plans to raise capital or to consummate a Business Combination will be successful within the Combination Period. The Company lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the date of the issuance of the financial statements. Therefore, management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate. The unaudited condensed financial statements do not include any adjustments that might result from the Company’s inability to continue as a going concern.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. They should be read in conjunction with the Company’s audited financial statements for the period from May 22, 2026 (inception) through May 31, 2026, as included in the Company’s registration statement and related filings with the SEC. The interim results for the three months ended August 31, 2026 are not necessarily indicative of the results that may be expected through May 31, 2027 or for any future periods.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

In preparing these unaudited condensed financial statements in conformity with U.S. GAAP, the Company’s management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $522,130 and $0 in cash and cash equivalents as of August 31, 2026 and May 31, 2026, respectively.

Investments Held in Trust Account

As of August 31, 2026 and May 31, 2026, the Company had $115,216,257 and $0, respectively, in investments held in the Trust Account comprised of money market funds that invest in U.S. government securities.

Investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Earnings on investments held in the Trust Account are included in interest earned on investments held in the Trust Account in the accompanying statement of operations. The estimated fair value of investments held in the Trust Account is determined using available market information.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, including investments in money market funds held with financial institutions. Such balances may exceed the limits of applicable investor protection programs. Money market fund investments are subject to market risk and may be eligible for protection under applicable Securities Investor Protection Corporation (SIPC) provisions, subject to applicable limits and conditions. The Company has not experienced losses on these accounts, and management believes it is not exposed to significant credit risk related to these accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

The Company applies ASC 820, which establishes a framework for measuring fair value and clarifies the definition of fair value within that framework. ASC 820 defines fair value as an exit price, which is the price that would be received for an asset or paid to transfer a liability in the Company’s principal or most advantageous market in an orderly transaction between market participants on the measurement date. The fair value hierarchy established in ASC 820 generally requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs reflect the assumptions that market participants would use in pricing the asset or liability and are developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs reflect the entity’s own assumptions based on market data and the entity’s judgments about the assumptions that market participants would use in pricing the asset or liability and are to be developed based on the best information available in the circumstances.

●	Level 1 — Assets and liabilities with unadjusted, quoted prices listed on active market exchanges. Inputs to the fair value measurement are observable inputs, such as quoted prices in active markets for identical assets or liabilities.

●	Level 2 — Inputs to the fair value measurement are determined using prices for recently traded assets and liabilities with similar underlying terms, as well as direct or indirect observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals.

●	Level 3 — Inputs to the fair value measurement are unobservable inputs, such as estimates, assumptions, and valuation techniques when little or no market data exists for the assets or liabilities.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of August 31, 2026 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	August 31, 2026	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Investments held in Trust Account	$115,216,257	$115,216,257	-	-

Offering Costs

The Company complies with the requirements of FASB ASC Topic 340-10-S99-1, “Other Assets and Deferred Costs – SEC Materials” (“ASC 340-10-S99”) and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering”. Offering costs incurred in connection with the IPO totaled $1,889,247, consisting of $575,000 cash underwriting commissions, which were paid in cash in connection with the IPO and the exercise of the underwriters’ over-allotment option, $630,261 underwriter expenses, and $683,986 of legal and other offering costs that are directly related to the IPO and over-allotment. Upon completion of the IPO, the offering costs were allocated between Public Shares, Public Warrants and Public Rights based on their relative fair values. The portion allocated to the Public Shares was recorded as a reduction of the initial carrying amount of ordinary shares subject to possible redemption, and the portion allocated to the Public Warrants and Public Rights were recorded as a reduction of additional paid-in capital.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity” (ASC 480). Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and will be measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity.

In accordance with ASC 480-10-S99, the Company classifies ordinary shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. Given that the 11,500,000 ordinary shares sold as part of the Units in the IPO were issued with other freestanding instruments, including the Public Warrants and Public Rights, the initial carrying value of ordinary shares classified as temporary equity has been allocated to the proceeds determined in accordance with ASC 470-20. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period.

The Company has elected to recognize the changes immediately. The initial accretion and subsequent remeasurements are treated as a deemed dividend (i.e., a reduction to retained earnings, or in absence of retained earnings, additional paid-in capital). Accordingly, as of August 31, 2026, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. As of August 31, 2026, the ordinary shares subject to redemption reflected in the unaudited condensed balance sheets are reconciled in the following table:

Gross proceeds from IPO and over-allotment	$115,000,000
Less:
Proceeds allocated to Public Warrants, net of issuance costs	(2,262,215)
Proceeds allocated to Public Rights, net of issuance costs	(4,637,541)
Public shares issuance costs	(1,774,003)
Offering costs allocated to permanent equity	(115,244)
Plus:
Accretion of carrying value to redemption value	8,789,003
Subsequent remeasurement carrying value to redemption (Trust Account interest)	216,257
Ordinary shares subject to possible redemption, August 31, 2026	$115,216,257

Net Income (Loss) Per Ordinary Share

The Company complies with the accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as redeemable ordinary shares (the Public Shares) and non-redeemable ordinary shares (the Founder Shares, the Private Placement Shares and the Representative Shares). Net income (loss) per ordinary share is calculated using the two-class method and is computed by dividing net income (loss), allocated on a pro rata basis between the two classes based on the weighted average number of shares of each class outstanding during the period, by the weighted average number of ordinary shares outstanding for each class. The Company has elected to treat only the portion of the periodic adjustment to the carrying amount of the redeemable shares that reflects a redemption in excess of fair value like a dividend. As the redemption value of the redeemable shares approximates fair value, no such adjustment was required and income or loss allocable to each class of ordinary shares has not been adjusted for the accretion of carrying value to redemption value.

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the rights or the warrants issued in connection with the IPO and the Private Placement, since the conversion of the rights and the exercise of the warrants are contingent upon the occurrence of future events. As of August 31, 2026, the Company did not have any other dilutive securities or contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the period presented.

	Three Months Ended August 31, 2026
	Redeemable Ordinary Shares	Non-redeemable Ordinary Shares
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income	$49,458	$103,802

Denominator:
Basic and diluted weighted average shares outstanding	2,396,739	5,030,226
Basic and diluted net income per ordinary share	$0.02	$0.02

Warrant Accounting

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrants’ specific terms and applicable authoritative guidance in ASC 480 and ASC 815. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of equity at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations.

As the warrants issued upon the closing of the IPO and over-allotment, and sale of Private Placement Units meet the criteria for equity classification under ASC 815, the warrants are classified as equity. As of August 31, 2026, there are 11,500,000 Public Warrants and 218,750 Private Warrants issued and outstanding.

Rights Accounting

The Company accounts for rights as either equity-classified or liability-classified instruments based on an assessment of the right’s specific terms and applicable authoritative guidance in ASC 480 and ASC 815. The assessment considers whether the rights are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the rights meet all of the requirements for equity classification under ASC 815, including whether the rights are indexed to the Company’s own ordinary shares and whether the right holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of right issuance and as of each subsequent quarterly period end date while the rights are outstanding.

For issued or modified rights that meet all of the criteria for equity classification, the rights are required to be recorded as a component of equity at the time of issuance. For issued or modified rights that do not meet all the criteria for equity classification, the rights are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the rights are recognized as a non-cash gain or loss on the statements of operations.

As the rights issued upon the closing of the IPO and over-allotment, and sale of Private Placement Units meet the criteria for equity classification under ASC 815, therefore, the rights are classified as equity. As of August 31, 2026, there are 11,500,000 Public Rights and 218,750 Private Rights issued and outstanding.

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statements recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of August 31, 2026. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman Islands income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements.

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires the disclosure of additional segment information. ASU No. 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted ASU No. 2023-07 on May 22, 2026, the date of its incorporation (see Note 8).

In December 2023, the FASB issued ASU 2023-09, Income taxes (Topic 740): Improvements to Income Tax Disclosure (“ASU 2023-09”), which enhances the transparency and usefulness of income tax disclosures. ASU 2023-09 will be effective for fiscal years beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company adopted ASU 2023-09 on May 22, 2026, the date of its incorporation. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

In November 2024, the FASB issued Accounting Standards Update (“ASU”) 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”, requiring public entities to disclose additional information about specific expense categories in the notes to the unaudited financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

Note 3 — Initial Public Offering

On August 10, 2026 and August 24, 2026, the Company consummated its IPO of 10,000,000 Public Units and the over-allotment of 1,500,000 Option Units at a price of $10.00 per unit, respectively, generating total gross proceeds of $115,000,000. Each Unit consists of one ordinary share, one right (“Public Right”) and one redeemable warrant (“Public Warrant”). Each Public Right will convert into one-fourth (1/4) of one ordinary share upon the consummation of a Business Combination. Each whole warrant entitles the holder thereof to purchase one ordinary share at a price of $11.50 per full share, subject to adjustment, terms and limitations as provided herein. Only whole warrants are exercisable. Each Public Warrant will become exercisable 30 days after the completion of the initial Business Combination and will expire five years after the completion of the initial Business Combination, or earlier upon redemption or liquidation. The Company will not issue fractional shares upon exercise of the warrant, as disclosed in Note 7.

Note 4 — Private Placement

Simultaneously with the closing of the IPO on August 10, 2026 and the over-allotment option on August 24, 2026, the Sponsor purchased an aggregate of 218,750 Private Placement Units at a price of $10.00 per unit, for an aggregate purchase price of $2,187,500. Each Private Placement Unit consists of one ordinary share (“Private Share”), one right (“Private Right”) and one redeemable warrant (“Private Warrant”). Each Private Right will convert into one-fourth (1/4) of one ordinary share upon the consummation of a Business Combination. Each whole warrant entitles the holder thereof to purchase one ordinary share at a price of $11.50 per full share, subject to adjustment, terms and limitations as provided herein.

The proceeds from the Private Placement Units were added to the proceeds from the IPO and over-allotment to be held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Units and all underlying securities will expire worthless. Private Placement Units and all underlying securities will not be transferable, assignable, or salable until 30 days after the completion of a Business Combination, subject to certain exceptions.

Note 5 — Related Party Transactions

Founder Shares

On May 29, 2026, the Company entered into a subscription agreement with the Sponsor, for the purchase of 4,933,500 ordinary shares for an aggregated consideration of $25,000, or approximately $0.0051 per ordinary share. The Founder Shares included up to 643,500 shares subject to forfeiture to the extent that the underwriters’ over-allotment is not exercised in full, so that the Sponsor will beneficially own 30% of the Company’s issued and outstanding shares after the IPO (not including the shares to be issued to the underwriter upon the consummation of the IPO or the shares underlying the private placement units and assuming it does not purchase any Public Shares in the IPO and excluding the Private Placement Units).

As of August 31, 2026, there were 4,933,500 Founder Shares issued and outstanding; no Founder Shares were subject to forfeiture as a result of the underwriter’s full exercise of its over-allotment option which was closed on August 24, 2026.

The Initial Shareholders have agreed, subject to certain limited exceptions, not to transfer, assign or sell any Founder Shares until the earlier of: (i) 180 days after the completion of the Company’s initial Business Combination, or (ii) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction after its initial Business Combination that results in all public shareholders having the right to exchange their ordinary shares for cash, securities or other property. The Initial Shareholders have also agreed not to transfer any ownership interest in the private placement units, except to permitted transferees, until at least 30 days following the completion of the initial Business Combination.

Prepaid Expenses — Related Party

The Company entered into an Administrative Services Agreement with the Sponsor on August 7, 2026, commencing on August 7, 2026, the effective date of the registration statement for the IPO, through the earlier of the consummation of the Company’s initial Business Combination or the Company’s liquidation. Pursuant to the agreement, the Company agreed to pay the Sponsor $20,000 per month for office space and administrative and support services. As of August 31, 2026, the Company had incurred $16,129 in administrative service fees and recorded a prepayment of $182,977 to the Sponsor for future administrative service fees.

Additionally, as of August 31, 2026, the Company had advanced $52,394 to the Sponsor to fund premiums for the Company’s directors’ and officers’ liability insurance. In October 2026, the Sponsor remitted this amount to the insurance carrier in full payment of the premium.

Promissory Note — Related Party

On May 25, 2026, the Sponsor agreed to loan the Company up to $200,000 to be used for transaction costs incurred in connection with the IPO (the “Promissory Note”). The note was unsecured, non-interest bearing and due upon the closing of the IPO. The outstanding balance was settled upon the closing of the IPO out of the offering proceeds not held in the Trust Account on August 10, 2026. As of August 31, 2026 and May 31, 2026, no amount was outstanding under the Promissory Note.

Working Capital Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor, the Company’s officers and directors, or their affiliates or designees may, but are not obligated to, loan the Company funds from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. If the Company completes the initial Business Combination, it will repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such working capital loans (“Working Capital Loans”) may be convertible into private placement units, at a price of $10.00 per unit at the option of the lender, upon consummation of its initial Business Combination. The units would be identical to the Private Placement Units.

As of August 31, 2026 and May 31, 2026, the Company had no borrowings under the Working Capital Loans.

Note 6 — Commitments and Contingencies

Risks and Uncertainties

Various social and political circumstances in the U.S. and around the world (including rising trade tensions between the U.S. and China, and other uncertainties regarding actual and potential shifts in the U.S. and foreign, trade, economic and other policies with other countries), may contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide.

As a result of these circumstances and the ongoing global conflicts and/or other future global conflicts, the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. In addition, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all.

The specific impact of these matters on the Company’s financial position, results of operations, liquidity or ability to complete a Business Combination is not currently determinable. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Registration Rights

The holders of the Founder Shares as well as the holders of the Private Placement Units, the Representative Shares, and any outstanding Ordinary Shares or other equity securities held by a Holder as of the date of the Registration Rights Agreement, together with any equity securities issuable upon conversion of up to $1,500,000 of working capital loans made to the Company by a Holder, will be entitled to registration rights pursuant to a Registration Rights Agreement entered into on August 7, 2026. The holders of these securities are entitled to make demands that the Company register such securities. Both the holders of the Founder Shares and the holders of the private placement units as well as shares issued in payment of working capital loans made to the Company, if applicable, will have the ability to elect to exercise these registration rights at any time after the consummation of an initial business combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of an initial business combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted Polaris Advisory Partners (“PAP”), the representative of the underwriters, a 45-day option from the date of the final prospectus to purchase up to 1,500,000 additional Units to cover over-allotments, if any, at the IPO price less the underwriting discounts and commissions. The underwriter fully exercised its over-allotment option on August 21, 2026, and the closing of the issuance and sale of the Option Units occurred on August 24, 2026.

The underwriters were entitled to a cash underwriting discount of approximately 0.50% of the gross proceeds of the IPO, or $575,000 after giving effect to the full exercise of the over-allotment option. In addition, PAP was entitled to receive ordinary shares equal to 2% of the total number of ordinary shares sold in IPO (including any shares issued upon exercise of the over-allotment option) representing an aggregate of 230,000 ordinary shares (the “Representative Shares”), as underwriting compensation in lieu of any deferred underwriting fee in cash. The Representative Shares issued to PAP (or its designees) are subject to the transfer and lock-up restrictions pursuant to FINRA Rule 5110(e)(2).

Right of First Refusal

The Company has granted PAP a right of first refusal for a period commencing from the consummation of the IPO until the earlier of (i) 10 months after the consummation of the initial business combination (or the liquidation of the Trust Account in the event that the Company fails to consummate its initial business combination within the prescribed time period) or (ii) 36 months after the consummation of the IPO in accordance with FINRA Rule 5110(g)(6)(A) to act as lead financial advisor, capital markets advisor, underwriter and/or private placement agent in connection with any initial business combination or in connection with any financing that occurs between the closing of the IPO and the date that is the earlier of (i) 10 months after the closing of the initial business combination or (ii) 36 months after the consummation of the IPO.

Note 7 — Shareholders’ Equity

Ordinary shares — The Company’s Post-offering Memorandum and Articles of Association is authorized to issue up to 500,000,000 ordinary shares, par value $0.0001 per share. Holders of ordinary shares are entitled to one vote for each share held on all matters to be voted on by the shareholders, except as required by law. On May 29, 2026, the Company entered into a subscription agreement with the Sponsor for the purchase of 4,933,500 ordinary shares for an aggregated consideration of $25,000, or approximately $0.0051 per ordinary share.

In connection with the IPO and full exercise of the underwriters’ over-allotment option, the Company issued 218,750 private placement shares as part of the Private Placement Units and 230,000 representative shares to the underwriters. As of August 31, 2026, the Company had 5,382,250 non-redeemable ordinary shares issued and outstanding, excluding 11,500,000 ordinary shares subject to possible redemption. As of May 31, 2026, there were 4,933,500 ordinary shares issued and outstanding, of which an aggregate of up to 643,500 shares were subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full, so that the Sponsor will own 30% of the issued and outstanding shares after the IPO (assuming the Sponsor does not purchase any public units in the IPO and excluding the Private Shares underlying the Private Placement Units). As a result of the underwriter’s full exercise of its over-allotment option which was closed on August 24, 2026, no shares are subject to forfeiture.

Warrants — There are 11,500,000 Public Warrants and 218,750 Private Warrants issued and outstanding as of August 31, 2026. Each whole public warrant entitles the registered holder to purchase one ordinary share at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing 30 days after the completion of the initial Business Combination, provided that the Company has an effective registration statement under the Securities Act covering the ordinary shares issuable upon exercise of the warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder.

Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of ordinary shares. This means only a whole warrant may be exercised at a given time by a warrant holder. In addition, if the Company issues additional ordinary shares or equity-linked securities for capital-raising purposes in connection with the closing of its initial Business Combination at an issue price or effective issue price of less than $9.20 per ordinary share, the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds and interest thereon available for the funding of the initial Business Combination on the date of consummation of the initial Business Combination, net of redemptions, and the volume-weighted average trading price of the ordinary shares during the 20-trading-day period beginning on the trading day prior to the consummation of the initial Business Combination is below $9.20 per share, the exercise price of the warrants will be adjusted to 115% of the Market Value, in each case as defined in the warrant agreement. The warrants will expire five years after the completion of the Company’s initial Business Combination, at 5:00 p.m., New York City time, or earlier upon the liquidation of the Trust Account.

The Company will not be obligated to deliver any ordinary shares pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act covering the issuance of ordinary shares issuable upon exercise of the warrants is then effective and a current prospectus relating to those ordinary shares is available, subject to the Company satisfying its obligations with respect to registration, or a valid exemption from registration is available. No warrant will be exercisable unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of residence of the exercising holder, or an exemption from registration is available. In no event will the Company be required to net cash settle the exercise of a warrant.

The Company has agreed that, as soon as practicable after the closing of its initial Business Combination, it will use its best efforts to file with the SEC a registration statement covering the ordinary shares issuable upon exercise of the warrants, cause such registration statement to become effective, and maintain an effective registration statement and a current prospectus relating to those ordinary shares until the warrants expire.

The Company will not permit the exercise of the Public Warrants for cash unless a registration statement under the Securities Act covering the issuance of the ordinary shares issuable upon exercise of the public warrants is then effective and a current prospectus relating to those ordinary shares is available throughout the exercise period. If the Company is unable to register or qualify the underlying securities for sale under all applicable state securities laws, holders may not be able to exercise their warrants for cash and the warrants may have no value and expire worthless. However, holders may exercise the warrants on a cashless basis in accordance with the warrant agreement if the registration statement has not been declared effective by the 90th day following the closing of the Business Combination, or during any other period when the Company fails to maintain an effective registration statement covering the ordinary shares issuable upon exercise of the warrants.

The Private Warrants are identical to the Public Warrants, except that the Private Warrants and the ordinary shares issuable upon exercise thereof may not be transferred, assigned or sold until 30 days after the completion of the Company’s initial Business Combination, subject to specified permitted transfers. The Private Warrants are subject to the same exercise and cashless exercise provisions as the Public Warrants.

Rights — There are 11,500,000 Public and 218,750 Private Rights issued and outstanding as of August 31, 2026. Each holder of a right will receive one-fourth (1/4) of one ordinary share upon consummation of a Business Combination, even if the holder of such right redeemed all shares held by it in connection with a Business Combination. No fractional shares will be issued upon conversion of the rights. No additional consideration will be required to be paid by a holder of rights in order to receive additional shares upon consummation of a Business Combination, as the consideration related thereto has been included in the Unit purchase price paid for by investors in the IPO. If the Company enters into a definitive agreement for a Business Combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of rights to receive the same per ordinary share consideration the holders of the ordinary shares will receive in the transaction on an as-converted into ordinary shares basis and each holder of a right will be required to affirmatively convert its rights in order to receive one-fourth (1/4) share underlying each right (without paying additional consideration). The shares issuable upon conversion of the rights will be freely tradable (except to the extent held by affiliates of the Company).

If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of rights will not receive any of such funds with respect to their rights, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such rights, and the rights will expire worthless. Further, there are no contractual penalties for failure to deliver securities to the holders of the rights upon consummation of a Business Combination. Additionally, in no event will the Company be required to net cash settle the rights. Accordingly, holders of the rights might not receive the shares of ordinary shares underlying the rights.

Note 8 — Segment Information

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statements information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance. The Company has adopted the guidance in ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, in the accompanying financial statements.

The Company’s chief operating decision maker has been identified as the Chairman, Chief Executive Officer and Chief Financial Officer (“CODM”), who reviews the assets, operating results and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating and reportable segment. The CODM reviews the position of total assets available to assess if the Company has sufficient resources available to discharge its liabilities.

The measure of segment assets is reported on the balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

August 31, 2026
Cash	$522,130
Investments held in Trust Account	$115,216,257

The CODM reviews the position of total assets as reported on the Company’s balance sheet to assess if the Company has sufficient resources available to discharge its liabilities. The CODM is provided with details of cash and liquid resources available with the Company. The CODM will review the interest that will be earned and accrued on cash held in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Trust Agreement.

The key measure of segment profit or loss reviewed by our CODM is general and administrative expenses. General and administrative expenses include accounting and audit expenses, administrative expense, insurance expense, and regulatory filing fees, none of which are deemed to be significant segment expenses, and are reviewed in aggregate to ensure alignment with budget and contractual obligations. These expenses are monitored to manage and forecast cash available to complete a business combination within the required period.

For the Three Months Ended August 31
General and administrative expenses	$63,007

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date when these financial statements were issued. Based on this review, the Company identified the following subsequent events that would require adjustment or disclosure in the unaudited condensed financial statements.

On September 28, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with AIRE Inc., a Cayman Islands exempted company (“AIRE”), Everque Limited, a business company incorporated under the laws of the British Virgin Islands and the principal shareholder of AIRE (“Principal Shareholder”), Chenxiao Qiu, solely in his capacity as the shareholder representative, agent and attorney-in-fact of the principal shareholders, AIRE Global Group Inc., a Cayman Islands exempted company and wholly owned subsidiary of the Company (“Purchaser”), and OCLT Merger Sub Ltd., a Cayman Islands exempted company and wholly owned subsidiary of Purchaser (“Merger Sub”).

Pursuant to the Merger Agreement, the Company will merge with and into Purchaser, with Purchaser surviving as the publicly traded company, and Merger Sub will merge with and into AIRE, with AIRE surviving as a wholly owned subsidiary of Purchaser. At closing, each outstanding ordinary share, right and warrant of the Company will be converted into one corresponding security of Purchaser, subject to the terms of the Merger Agreement. In addition, AIRE shareholders will receive Purchaser ordinary shares based on an agreed AIRE Net Value of $1.0 billion, with the shares valued at $10.00 per share.

Certain AIRE shareholders, including the Principal Shareholder, entered into shareholder support agreements pursuant to which they agreed to support and vote in favor of the proposed business combination and related transactions. In addition, the Sponsor and certain other shareholders of the Company entered into a sponsor support agreement pursuant to which they agreed to vote their Company ordinary shares in favor of the proposed business combination and related transactions.

The consummation of the proposed business combination is subject to customary closing conditions, including the effectiveness of a registration statement on Form F-4, approval by the shareholders of the Company and AIRE, and approval of the applicable securities for listing on Nasdaq. The Merger Agreement may be terminated under certain circumstances, including if the closing has not occurred by August 10, 2027, subject to certain extensions and exceptions, the issuance of a final non-appealable governmental order prohibiting the transaction, certain uncured material breaches, or certain delays in the business combination process. In certain circumstances, the party responsible for a breach or delay may be required to pay the other party a termination fee of $500,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company,” “our,” “us” or “we” refer to OceanLight Acquisition Corporation. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited financial statements and the notes related thereto. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s registration statement on Form S-1, as amended, and the final prospectus relating to the IPO, filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

We intend to effectuate our initial business combination using cash from the proceeds of the Initial Public Offering (“IPO” as defined below), and the private placement of the private placement units, the proceeds of the sale of our securities in connection with our initial business combination, our shares, debt or a combination of cash, stock and debt. We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete an initial business combination will be successful.

Recent Developments

On August 10, 2026, the Company consummated its IPO of 10,000,000 units (the “Public Units”), at a price of $10.00 per unit, generating gross proceeds of $100,000,000.

Simultaneously with the closing of the IPO, the Company consummated a private placement of 211,250 units to the Sponsor at a price of $10.00 per unit, generating gross proceeds of $2,112,500.

On August 21, 2026, the underwriters exercised in full their over-allotment option to purchase 1,500,000 additional Public Units, and the closing of the issuance and sale of such Public Units occurred on August 24, 2026, generating additional gross proceeds of $15,000,000. Simultaneously with the closing of the over-allotment option, the Company consummated a private placement of an additional 7,500 units to the Sponsor at a price of $10.00 per unit, generating additional gross proceeds of $75,000.

On September 28, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with AIRE Inc., a Cayman Islands exempted company (“AIRE”), Everque Limited, a business company incorporated under the laws of the British Virgin Islands and the principal shareholder of AIRE (“Principal Shareholder”), Chenxiao Qiu, solely in his capacity as the shareholder representative, agent and attorney-in-fact of the principal shareholders, AIRE Global Group Inc., a Cayman Islands exempted company and wholly owned subsidiary of the Company (“Purchaser”), and OCLT Merger Sub Ltd., a Cayman Islands exempted company and wholly owned subsidiary of Purchaser (“Merger Sub”).

Pursuant to the Merger Agreement, the Company will merge with and into Purchaser, with Purchaser surviving as the publicly traded company, and Merger Sub will merge with and into AIRE, with AIRE surviving as a wholly owned subsidiary of Purchaser. At closing, each outstanding ordinary share, right and warrant of the Company will be converted into one corresponding security of Purchaser, subject to the terms of the Merger Agreement. In addition, AIRE shareholders will receive Purchaser ordinary shares based on an agreed AIRE Net Value of $1.0 billion, with the shares valued at $10.00 per share.

Certain AIRE shareholders, including the Principal Shareholder, entered into shareholder support agreements pursuant to which they agreed to support and vote in favor of the proposed business combination and related transactions. In addition, the Sponsor and certain other shareholders of the Company entered into a sponsor support agreement pursuant to which they agreed to vote their Company ordinary shares in favor of the proposed business combination and related transactions.

The consummation of the proposed business combination is subject to customary closing conditions, including the effectiveness of a registration statement on Form F-4, approval by the shareholders of the Company and AIRE, and approval of the applicable securities for listing on Nasdaq. The Merger Agreement may be terminated under certain circumstances, including if the closing has not occurred by August 10, 2027, subject to certain extensions and exceptions, the issuance of a final non-appealable governmental order prohibiting the transaction, certain uncured material breaches, or certain delays in the business combination process. In certain circumstances, the party responsible for a breach or delay may be required to pay the other party a termination fee of $500,000.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from May 22, 2026 (inception) through August 31, 2026, were organizational activities and those necessary to consummate the IPO, and subsequent to the IPO, identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination.

We expect to generate non-operating income in the form of interest income on marketable securities held after the IPO. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended August 31, 2026, we had net income of $153,260, which consisted of general and administrative expenses of $63,007, offset by other income of $216,267, comprised of $216,257 of interest earned on investments held in the Trust Account and $10 of interest earned on our operating bank account.

Liquidity and Capital Resources

On August 10, 2026, we consummated our IPO of 10,000,000 units (the “Units”). The Units were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $100,000,000. Simultaneously with the closing of our IPO, we consummated the sale of 211,250 Private Placement Units at a price of $10.00 per Private Placement Unit in a private placement to the Sponsor, generating total gross proceeds of $2,112,500. On August 21, 2026, the underwriters fully exercised their over-allotment option to purchase 1,500,000 additional Units, and the closing of the issuance and sale of such Units occurred on August 24, 2026, generating additional gross proceeds of $15,000,000. Simultaneously with the closing of the over-allotment option, we consummated the sale of an additional 7,500 Private Placement Units at a price of $10.00 per Private Placement Unit to the Sponsor, generating additional gross proceeds of $75,000.

Upon the closing of the IPO on August 10, 2026 and the over-allotment on August 24, 2026, a total of $115,000,000 was placed in a trust account (the “Trust Account”) maintained by Continental Stock Transfer & Trust Company as a trustee and, following the closing of the over-allotment option, an aggregate of $115,000,000 was placed in the Trust Account, and will be invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”), and that invest only in direct U.S. government treasury obligations.

We intend to use substantially all of the net proceeds of the IPO, over-allotment and the private placement, including the funds held in the Trust Account, in connection with our initial business combination and to pay our expenses relating thereto. To the extent that our capital stock is used in whole or in part as consideration to effect our initial business combination, the remaining proceeds held in the Trust Account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses which we had incurred prior to the completion of our initial business combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

As of August 31, 2026, we had cash and cash equivalents of $522,130 and working capital of $761,375. In addition, as of August 31, 2026, we had $115,216,257 of cash and investments held in the Trust Account.

Net cash used in operating activities for the three months ended August 31, 2026, was $381,384. Net cash used in investing activities was $115,000,000, which were related to the purchase of investments held in the Trust Account. Net cash provided by financing activities was $115,903,514, which consisted primarily of proceeds from the IPO, over-allotment, and private placements, partially offset by offering costs.

The Company has incurred and expects to continue to incur significant costs in pursuit of the consummation of an initial Business Combination. If our estimates of the costs of undertaking in-depth due diligence and negotiating our initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to consummate our initial business combination or because we become obligated to redeem a significant number of our public shares upon consummation of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination.

In addition, the Company currently has until August 10, 2027 (unless the Company extends such period by amending its Amended and Restated Memorandum and Articles of Association) to consummate the initial Business Combination. If the Company does not complete a Business Combination within the prescribed timeline, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the Amended and Restated Memorandum and Articles of Association. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards “Codification Subtopic 205-40, Presentation of Financial Statements - Going Concern”, the Company has determined that it has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. There is no assurance that the Company’s plans to raise capital or to consummate a Business Combination will be successful within the Combination Period. The Company lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the date of the issuance of the financial statements. Therefore, management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of August 31, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

Promissory Note — Related Party

On May 25, 2026, the Sponsor agreed to loan the Company up to an aggregate amount of $200,000 to be used, in part, for transaction costs incurred in connection with the IPO (the “Promissory Note”). The Promissory Note is unsecured, interest-free and due on the date on which the Company closes the IPO. The outstanding balance under the Promissory Note was repaid upon the closing of the IPO on August 10, 2026 out of the offering proceeds not held in the Trust Account.

Administrative Services Agreement

The Company entered into an Administrative Services Agreement with the Sponsor on August 7, 2026, commencing on the effective date of the registration statement of the initial public offering through the earlier of the consummation of a business combination or the Company’s liquidation, to pay the Sponsor a total of $20,000 per month for office space and administrative and support services.

Underwriting Agreement

We granted Polaris Advisory Partners (“PAP”), the representative of the underwriters, a 45-day option from the date of the final prospectus, to purchase up to 1,500,000 additional Units to cover over-allotments, if any, at the IPO price less the underwriting discounts and commissions. The underwriter fully exercised its over-allotment option on August 21, 2026.

The underwriters are entitled to a cash underwriting discount of $0.05 per Unit, or $575,000 in the aggregate after giving effect to the full exercise of the over-allotment option. In addition, PAP is entitled to receive Representative Shares equal to 2% of the total number of ordinary shares sold in the IPO (including any shares issued upon exercise of the over-allotment option), or 230,000 ordinary shares, as underwriting compensation.

Right of First Refusal

We granted PAP a right of first refusal for a period commencing from the consummation of the IPO until the earlier of (i) 10 months after the consummation of the initial business combination (or the liquidation of the Trust Account in the event that the Company fails to consummate its initial business combination within the prescribed time period) or (ii) 36 months after the consummation of the IPO in accordance with FINRA Rule 5110(g)(6)(A) to act as lead financial advisor, capital markets advisor, underwriter and/or private placement agent in connection with any initial business combination or in connection with any financing that occurs between the closing of the IPO and the date that is the earlier of (i) 10 months after the closing of the initial business combination or (ii) 36 months after the consummation of the IPO.

Critical Accounting Policies and Estimates

The preparation of unaudited condensed financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting policies and estimates.

Recent Accounting Standards

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires the disclosure of additional segment information. ASU No. 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted ASU No. 2023-07 on May 22, 2026, the date of its incorporation (see Note 8).

In December 2023, the FASB issued ASU 2023-09, Income taxes (Topic 740): Improvements to Income Tax Disclosure (“ASU 2023-09”), which enhances the transparency and usefulness of income tax disclosures. ASU 2023-09 will be effective for fiscal years beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company adopted ASU 2023-09 on May 22, 2026, the date of its incorporation. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

In November 2024, the FASB issued Accounting Standards Update (“ASU”) 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”, requiring public entities to disclose additional information about specific expense categories in the notes to the unaudited financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations; Quarterly Results

As of August 31, 2026, we did not have any off-balance sheet arrangements as defined in Item 303(b)(4) of Regulation S-K. Other than the Administrative Services Agreement and other arrangements disclosed elsewhere in this report, we did not have any material commitments or contractual obligations.

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We will qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions, we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our initial public offering or until we are no longer an “emerging growth company,” whichever is earlier.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management including our Chief Executive Officer, Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer carried out an evaluation with the participation of management of the effectiveness of our disclosure controls and procedures as of the end of the quarter ended August 31, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that during the period covered by this report, our disclosure controls and procedures were ineffective, because, in light of the Company’s limited operations and personnel since inception as a blank check company, the Company has not yet fully designed, implemented and documented formal internal control over financial reporting, including with respect to segregation of duties and written policies and procedures for accounting and financial reporting. Notwithstanding the foregoing, management believes that the unaudited condensed financial statements included in this Quarterly Report fairly present, in all material respects, the Company’s financial condition, results of operations and cash flows for the periods presented. Management intends to continue to develop and formalize the Company’s internal control over financial reporting, including in connection with the preparation for its initial business combination.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Controls Over Financial Reporting

We are not currently required to certify and report on our internal controls as defined by Section 404 of the Sarbanes-Oxley Act. Only in the event that we are deemed to be a large accelerated filer and accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement. Further, for as long as we remain an emerging growth company as defined in the JOBS Act, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirement.

As of August 31, 2026, we have not completed an assessment, nor have our auditors tested our systems, of internal controls. We expect to assess the internal controls of our target business or businesses prior to the completion of our initial Business Combination and, if necessary, to implement and test additional controls as we may determine are necessary in order to state that we maintain an effective system of internal controls. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding the adequacy of internal controls.

This Quarterly Report on Form 10-Q does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended August 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Internal Controls

A control system, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management was required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. In addition, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to make disclosures under this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 29, 2026, the Sponsor acquired an aggregate of 4,933,500 founder shares for an aggregate purchase price of $25,000. Following the full exercise of the underwriters’ over-allotment option, no founder shares are subject to forfeiture. Accordingly, the Sponsor currently holds 4,933,500 founder shares.

On August 10, 2026, the Company consummated its initial public offering (the “IPO”) of 10,000,000 units (the “Units”). Each Unit consists of one ordinary share, par value $0.0001 per share, of the Company (the “Ordinary Shares”), one right to receive one-fourth (1/4) of one Ordinary Share upon the consummation of the Company’s initial business combination, and one redeemable warrant. The Units were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $100,000,000.

Simultaneously with the consummation of the IPO and the sale of the Units, the Company consummated the private placement (the “Private Placement”) of 211,250 Units (the “Private Placement Units”), each Private Placement Unit consisting of one Ordinary Share, one right and one redeemable warrant, to the Sponsor at a price of $10.00 per Private Placement Unit, generating total gross proceeds of $2,112,500.

On August 21, 2026, the underwriters exercised in full their over-allotment option to purchase 1,500,000 additional Units, and the closing of the issuance and sale of such Units occurred on August 24, 2026, generating additional gross proceeds of $15,000,000. Simultaneously with the closing of the over-allotment option, the Company consummated the private placement of an additional 7,500 Private Placement Units to the Sponsor at a price of $10.00 per Private Placement Unit, generating additional gross proceeds of $75,000.

Following the closing of our IPO and the over-allotment option, an aggregate of $ 115,000,000 from the net proceeds of the IPO and the sale of the Private Placement Units was held in the Trust Account.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 2, 2026

OceanLight Acquisition Corporation

By:	/s/ Ping Zhang
Name:	Ping Zhang
Title:	Chief Executive Officer and Chairman
(Principal Executive Officer, Principal Financial and Accounting Officer)